Form 10KSB
period 2002-12-31
EQUINE NUTRACEUTICALS INC
filed 2003-05-21
CIK 1165726

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-KSB

(Mark One)

☒ Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2002

☐ Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from to

Commission file number 333-84558

EQUINE NUTRACEUTICALS, INC.

(Exact Name of Small Business Issuer as Specified in Its Charter)

Nevada	80-0008997
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer) Identification No.)

19 Benthaven Place, Boulder, CO	80305
(Address of Principal Executive Offices)	(Zip Code)

(877) 263-1740
(Issuer’s Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act:

Title Of Each Class	Name Of Each Exchange On Which Registered

None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $.001 par value

(Title of Class)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  ☒  No  ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☐

The issuer’s revenues for its most recent fiscal year is $ -0-

At the present time, the Issuer is not listed on any exchange as a publicly traded company.  Accordingly, there is presently no market value for the registrant’s voting stock.

At May 15, 2003, there were 13,205,100 shares of the Issuer’s common stock at a par value of $.001 issued and outstanding.

Forward Looking Statements

In addition to historical information, this Annual Report on Form 10-KSB may contain forward-looking statements that involve a number of risks and uncertainties, including those discussed below.  While this outlook represents management’s current judgment on the future direction of the business, such risks and uncertainties could cause actual results to differ materially from any future performance suggested below.  Readers are cautioned not to place undue reliance on the forward looking statements, which speak only as of the date of this Annual Report.  The Company undertakes no obligation to publicly release any revisions to forward-looking statements to reflect events or circumstances arising after the date of this document.  References in this Annual Report on Form 10-KSB to “ENI” and the “Company” are to Equine Nutraceuticals, Inc.

PART I

Item 1.                                                           Description of Business

Summary of ENI’s Business and Products

ENI was incorporated in the State of Nevada on December 12, 2001.  We are presently considered a development stage company in that we have had no operations to date.  At this time we are in the research phase of our business plan for the development and marketing of nutritional supplements for the horse industry.

Our research and development efforts will be concentrated in four major categories.  These categories will include the delivery system (i.e., pill, liquid, powder, other), palatability (taste, texture, form), efficacy (how effective is the product on equine health), and malady specific formulas with multiple ingredients to custom address certain problems (joint disorder, colic, immune depletion).  These supplements will be custom designed for the three major equine categories according to the U.S. Department of Agriculture that is industrial (police, farming), recreational (eastern riding, jumping, dressage, western riding, rodeo, quarter horses, harness horses) and racing.

As a development stage company, we will be conducting staff research, locating and securing veterinarians to act as consultants and researchers.  We plan to investigate and evaluate which university will best serve our products’ specific needs.  We will also review laboratories and supplement manufacturing facilities so as to narrow the product categories.

Current Research Phase

Our current research phase is being directed toward our principal products, which are four equine supplements.  At this time we have completed the research and development for two products.  These two completed supplements, which are described below are the immune enhancement supplement and the joint formula supplement.  Our first supplement is an immune enhancement, which will contain 21 separate vitamins and minerals.  The exact formula will be trademarked.  It contains 4 herbal additions exclusive to ENI, which are procured from Guatamala.

The second supplement is a sterile mare supplement.  This product is being crafted to serve the prenatal and postnatal needs of mares especially those used only for breeding.  In both cases the uniqueness of these and our other products is to be found in the potency of the dosages.  Currently, no equine supplements include the number of ingredients and the higher levels our research is indicating needs to be done.  Additionally, the mare formula, unlike any current formulas, is being created to be used in three stages.  Our research indicates that efficacy is greatly enhanced with a careful pre, during and post administration.  No current supplements on the market address this.

Our third supplement is a colic/ulcer formula.  The uniqueness of the formula lies in the discovery that colic is only now being understood to be correlated with stress.  The stress felt by stalled and performance animals, while observed, has rarely been addressed as the prime cause of several debilitating diseases, primary among what is commonly referred to as colic, which in only the last two years has begun to be understood as having a deeper root that is really an ulcerated and bacteria problem.  ENI is creating a stress formula including Guatmalan herbs which we believe will greatly relieve this universal problem.

The fourth supplement is a joint formula, which also contains several unique and proprietary trace minerals that our research has indicated is an essential addition to the current popular formulas.

Future research will also take place in phases and will be directly correlated with the perfecting of current products and the introduction of the aforementioned products on a quarterly and/or yearly basis.

The research used to develop the two finished products and the two products in development is fundamentally the same.  Ten people, Marianne Sun (her experience in the people vitamin industry), Stephanie Marcum a practicing pharmacist, nutritionist, barn owner and horse owner, Julie Young, Farrier/blacksmith for 26 years, (she is also an American Farriers Association Certified Journeyman), Rebecca D. Armstrong, DVM Ph. D. of Purdue University, Dr. John Hunt DVM owner of Hunt Farms and a practicing veterinarian, Nancy Kleiner, horse trainer, barn manager, Dressage Silver and Bronze medalist as well as USDF Judge and USDF certified instructor, Gary Gordon, Equine Massage therapist and horse owner and competitor, have been consulting together for the past year.  During these discussions, various combinations of supplements to be used for equines were brought forward.  Sometimes these consisted of using existing formulas, which had been added to or subtracted from.  As various combinations emerged, they were then used on the horses owned, trained or ministered to.

The two completed formulas, Immune Enhancement and the Joint Formula were developed first specifically because all of the above eleven parties concluded that general poor nutrition and health is the most pressing issue facing equines today.  The second most pressing issue is that of the equines joint disorders.

While all of these parties agreed that there appeared to be some decent immune and joint products on the market, they knew from first hand and direct use and exposure that while there seemed to be some benefit to the horses when they were consistently fed these products, it also appeared to be not as dramatic as projected.  To that end, they then developed a very concentrated immune formula and joint formula.

It was also observed that part of the reason that the efficacy of the current products seemed weak was because of the high degree of difficulty in consistently getting the animals to eat and or digest the product with enough frequency and thoroughness.  Additionally, in order to be sure an animal gets the total dosage on a regular basis, it was very labor intensive.  Wealthier barns could afford to hire the requisite number of barn helpers to either intubate (deliver by syringe) or hand force feed.

While these techniques are effective, they are not realistic for all barns, certainly not for very large facilities of over 100 horses or barns that have limited resources.  It was therefore decided to create supplements of higher potency that only needed to be given once a day.  The delivery system then became the most important part of the process.  Through trial and error, we developed our signature and proprietary delivery system.

This delivery system has succeeded in creating a product that feels like the texture of a carrot, smells like a carrot and crunches like a carrot.  Almost all horses will eat on their own either a carrot, a sugar cube or an apple.  The immune product and joint product have these carrot like characteristics.  They can be set into the animals feed bucket or on the ledge or their stall.  These products have a shelf life of 24 hours so that a barn employee can leave it in any horse stall while it may be out being trained or in pasture and the animal will eat it upon return.  These products will reduce labor costs and insure the animals get the correct amount consistently every day because they like the taste, texture and smell.

ENI believes that this process is revolutionary in nature.  Two hundred (200) horse were used in our research.  While it is already commonly agreed that supplementing the animals is very beneficial, the challenge has always been how to get the animal to take their supplements consistently without a lot of labor involved.  This self delivery system answered the problem.  Over a four (4) month period these 200 horses eagerly took their supplements perceiving them to be either a carrot or a cube of sugar.  Ms. Kleiner supervised the administration of the products and her and her various staffers monitored how and when the animals consumed their vitamins.

We discovered that the animals needed no prompting, nor did they need to have the product handed to them.  All but two (2) of the 200 horses eagerly awaited their supplements and in a few weeks began to look for them at what they perceived was the regular set time for distribution.  The two horses who did not voluntarily choose their supplement from the stall ledge or out of the feed bucket were in one case determined to be very high maintenance, requiring all sorts of personally administered services and in the other case, the animal was determined to be a behavior challenge who had trouble voluntarily eating its regular feed.

The results of this study have convinced ENI that our delivery system and the unique taste and texture of these supplements will provide the average horse owner and barn manager an effective, efficient and cost effective way to bolster equine health.  This approach will also provide an effective delivery system for future products that will deal with more specific equine maladies.

Dr. Hunt is the lead veterinarian along with Stepanie Marcum who has conducted the research.  This veterinarian has easy and ample access to the types of vitamins, minerals, and herbs we use.  He is adept at formula combinations and he utilizes his practice facilities to combine and create what is needed.

With respect to the research conducted on the two products that have not yet been completely developed, these same veterinarians and experienced personnel are conducting the same type of research and protocol with respect to the two products that have been completed.

It is too early on with respect to this research to have yielded specific formulas or results.  The research is ongoing with respect to these two products.

Qualified Veterinarian and Research Facilities for Product Development

At this time, ENI has established a working relationship with Rebecca D. Armstrong, DVM, Ph. D. of Purdue University.  Also at this time, ENI has finished creating two of the initial four products as set forth in our business plan.  Both of these veterinarians are currently helping us develop our first four products.

We have also established a relationship with ABCO Labs of Fairfield, California and HSS Logistics, a fulfillment center located in Tempe, Arizona.  ABCO Laboratories will be preparing our formulas and will ship them in bulk to HSS Logistics who in turn will ship them to our individual customers.

We have entered into a “Warehousing, Fulfillment and Distribution Agreement” with HSS Logistics effective as of June 1, 2002, a copy of which is included as Exhibit 10.1. This agreement provides for the warehousing, fulfillment and distribution services from the HSS facility with respect to ENI’s products.  Payment for these services is set forth in the attached Exhibit “A” to the agreement.  Payment varies depending upon volume.

With respect to the preparation by ABCO Laboratories of our formulas and the bulk shipment to HSS Logistics, ABCO has provided us with a “Confidentiality Agreement” wherein it has agreed not to disclose to any third parties the confidential nature of our formulas.  This agreement is included as Exhibit 10.2.  The cost of these services is determined for each individual order and is based upon a variety of factors, which include volume, turnaround time and special conditions.

The only function of ABCO will be to blend the ENI formulas and ship them to the fulfillment house.   ABCO does not manufacture our products, but just blends the requested formulas.  The ABCO Confidentially Agreement contains certain border plate language, which states that “this agreement creates no commitment whatsoever on the part of either party to enter into any contractual relationship with the other.”

Notwithstanding this contract language, Ms. Sun has worked very successfully with ABCO in the past in her capacity as the CEO of Scottsdale Scientific, which is a human supplement company.  Utilizing this same exact agreement ABCO did in fact blend and ship the requested formulas and it has agreed to undertake this same function with ENI and as described herein.

Focus on Delivery System, Palatability and Efficacy

The reason we will focus on these areas is precisely because current supplements being offered have gotten mixed to negative reviews and receptions.  Because their consistency and potency are inconsistent, bitter tasting, delivered haphazardly and are perceived as being ineffective, we have chosen to create in both taste, color, texture, and smell, supplements that resemble carrots and maple sugar.  For all intents our formulas will be indistinguishable to animals from the things they love most - carrots and sugar.

The biggest problem horse and barn owners have is to actually get their animals to ingest supplements in large enough quantities to be effective.  We believe our proprietary formulas and systems will insure the required ingestion.

As previously stated, the equine world purchases products in only one of three ways, through the vet, the barn manager or owner and at their local feed store.

We have begun to create a very extensive web of these three units, utilizing vets, owners and feed store in the four major horse performance categories, that is, Dressage, Quarter Horses, Harness Racing and the category called Industrial which includes all others including the actual working animals.

The creation of this network will be on going and extensive and is the key to distributing our products.

Market Analysis and Industry Background

More than ten (10%) of U.S. households currently participate in riding.  Of the 1,900,000 people who currently own horses, 97% ride them for pleasure.  Fully two thirds of all current horse owners own more than one horse.*(Barents Group of Washington D.C. commissioned by the American Horse Council Foundation.)

There are approximately 6.9 million horses owned in the U.S. Approximately eighty five percent (85%) of these horse owners feed their horses nutritional supplements, which equates to approximately 5.9 million horses.  The most popular supplements address joint disorders, hoof problems, coat enhancers and antioxidants.

Due to mineral deficiencies in the hay and feedstock, almost every horse can benefit from a quality, all natural supplement.  In the equine healthcare market, men are more likely to be the health care decision maker and to implement health care cooperation in the racing, farming and ranching sectors.  The gender distribution was closer to 50/50 where horses were used for pleasure, showing, competition and breeding.

The diversity of the activities that horses perform creates specific niche markets which can be specifically targeted with specialized nutritional supplements.

Customer Profile

The equine industry has three major categories, racing, municipal and recreational.  The recreational show category is by far the largest, comprising approximately 5 million of the 6.9 million horses in the U.S. today.  As previously stated, information about equine health is sought primarily through veterinarians and trade publications.  This factor is the reason why ENI intends to form its most important relationships with the equine veterinarian industry.  It is through this network in addition to tack and feed stores, trade publications and word of mouth that ENI plans to distribute its product information.

Marketing

According to the U.S. Department of Agriculture, in Highlights of Equine, 1998 Study Results: Part 1., fifty eight percent (58%) of horse owners considered veterinarians the most important source of equine nutrition and diet information.  Therefore the majority of our marketing will be targeting veterinarians, both through their practices and their industry summit meetings.  Additionally, we plan to target trade publications especially, Equus, Quarter Horse Magazine and others.  We also plan to establish a presence at trade events, which include Dressage, Arabians, Quarter Horses and the racing industry.  Finally, tack and feed stores and their catalogues will round out our marketing strategy.  We anticipate that our website will provide easy online ordering as well as a monthly newsletter.

Competition

Vitamins and supplementation for animals is a multi-billion dollar industry.  These products vary from a simple coat enhancing lanolin to a multi-complex formula used for kidney failure.  While the market place is crowded, ENI has chosen three areas of concentration.  The delivery system (powder, pill, paste etc.), palatability (taste, texture, shelf life) and efficacy, (does the particular supplement measurable enhance the animals quality of life and or performance.)

The supplement industry is also intensely competitive.  There can be no assurance that any competitors will not develop and offer products similar, or even superior to the products developed by us.  Such competitiveness is likely to, among other things, bring both strong price and quality to the sale of our services.  This will mean increased costs in the form of R&D, marketing, manufacturing and customer services, along with a reduction in product pricing.  Generally this will have a significant negative effect on our bottom line profits.

We believe our ability to compete successfully in the equine supplement market depends on a number of factors, including market presence, the uniqueness of our formulas, the palatability of our products, the ease of the delivery system, and the continuing research on important equine issues like Colic, West Nile Encephalitis, Equine Infectious Anemia, Strangles, Thrush and kidney failure.

Our success will also be dependent upon the adequacy of our customer response support services; the capacity and reliability of our research, the thoroughness of our marketing campaign, our pricing policies, our competitors and suppliers; the timing and introduction of new products and our ability to support emerging industry standards, there can be no assurance that we will have the financial resources, technical expertise or marketing support capabilities to compete successfully.

We expect to compete for customers with the following companies that also provide horse supplements.  1.  Nutramax Laboratories, 2.  Nutrena, 3.  Equisential, a division of Professional’s Choice, 4.  Innvac, Endocvac-Equi, 5.  Allegra, Equine formula, 6.  Vita-flex Nutrition, 7.  Opt.E.Horse, 8.  Dermafas, 9.  Osteocare, Starhorse Products, 10.  Foxden Equine, 11.  A Drop in the Bucket, Natural Health Care for Horses, 12.  Gateway Products, 13.  Hawthorne Products, 14.  Vetrephram, 15.  Equine

Scientific Products, 16.  Equine Therapeutics, 17.  Inter-Cal Nutraceuticals, 18.  Smart Pack, 19.  New Generation Nutrition, 20.  Viobin USA, and 21.  Equipet.

We expect that competition for customers will continue to intensify for the foreseeable future.  Increased competition could result in additional sales and marketing expenses and user acquisition costs and results in increased user turnover and decreased advertising revenues.  We may not be able to offset the effects of these increased costs and may not have the resources to continue to compete successfully.

Patents, Trademarks and Proprietary Technology

We currently do not have any patents, trademarks or proprietary technology.  We will, however, be developing specific formulas to support specific equine maladies.  While food products and supplements cannot be patented, it is our intention to trademark our labels and product names.

No Need for Government Approval

At the present time, the equine supplementation industry is not regulated by the government.  Accordingly, no specific criteria are required to produce vitamins and/or minerals used in the horse world.  We cannot predict if or when there will ever be federal regulations governing this industry.  Should such regulations materialize we must necessarily assure that our products are in conformance with any and all such regulations.

Employees

At present, we have one full-time employee and no part-time employees.

Reports to Security Holders

ENI is required to file an annual report and quarterly reports pursuant to Section 13 of the Securities Exchange Act of 1934.  At this time, our annual report on Form 10-KSB will serve as our annual report to our shareholders.

Item 2.                                                           Description of Property

ENI currently subleases space at 19 Benthaven Place, Boulder, CO 80305 from Marianne Sun, an officer and director of ENI at no charge.

This sublease is presently provided on a month-to-month basis.  A total of 1,100 sq. feet of office space is devoted to ENI.  This space is presently suitable and adequate for our present requirements.

Item 3.                                                           Legal Proceedings

There are currently no pending or threatened legal proceedings which involve ENI or against any of our officers or directors as a result of their capacities with ENI.

Item 4.                                                           Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.                                                           Market for Common Equity and Related Stockholder Matters

Market Information

Our common stock is not traded on any exchange.  We plan to seek a listing on the NASD Over The Counter Bulletin Board (“OTCBB”).  We cannot guarantee that we will obtain such a listing.  There is no trading activity in our securities and there can be no assurance that a regular trading market for our common stock will ever be developed.

That with respect to the amount of common stock, there are no outstanding options or warrants to purchase, or securities convertible into, common stock of ENI.

Dividends

We have not declared any cash dividends on our common stock since our inception and do not anticipate paying such dividends in the foreseeable future.  We plan to retain any future earnings for use in our business.  Any decisions as to future payment of dividends will depend on our earnings and financial position and such other factors, as the Board of Directors deems relevant.

No Preferred Stock

Only common stock is issued and outstanding.  No preferred stock is presently issued and outstanding.

No Debt Securities

Still further, no debt securities are presently issued and outstanding.

Item 6.                                                           Management’s Discussion and Analysis or Plan of Operation

The following discussion regarding ENI and its business and operations contains “forward looking statements.”  Such statements consist of any statement other than a recitation of historical fact and can be identified by the use of forward looking terminology such as “may,” “expect,” “anticipate,” “estimate,” or “continue” or the negative thereof or other variation thereon or comparable terminology.  The reader is cautioned that all forward-looking statements are necessarily speculative and there are certain risks and uncertainties that could cause actual events or results to differ materially from those referred to in such forward looking statements.

Plan of Operation

We are in our start-up and development phase and have yet to realize any revenues.  Accordingly, we have devised an appropriate business plan for the next twelve (12) months.

Satisfaction of Anticipated Cash Requirements

We will need both initial and secondary financing in order to satisfactorily implement its business plan.  We anticipate the need to obtain a minimum funding of $750,000 the next twelve (12) months of operation.  This required financing has been allocated for the following three (3) central areas:

i.	Salaries and Consultant Fees	$250,000

ii.	Research and Product Development	$250,000

iii.	Marketing and Advertising	$250,000

In order to obtain this necessary funding, we plan to sell additional shares pursuant to the appropriate Private Placement exemptions available to it.  The exact nature, share price and other factors have not yet been determined or established.  These fund raising efforts represent a primary and critical task in order for us to implement our business plan.

Please specifically note that we face substantial risks in executing our business plan and achieving revenues.  We anticipate that the business will run at a loss for the next 24 months.  This initial anticipated loss is not uncommon in a start-up business.  We believe that this 24-month time frame is realistic and we are planning our operations so as to minimize this loss period.

Please further note that we have no agreements or arrangements for additional financing and we can provide no assurance that additional funding will be available to us on acceptable terms in order to enable us to complete our plan of operations.

Our capital requirements depend on numerous factors, including the rate of market acceptance of our services, our ability to maintain and expand our customer base, the level of resources devoted to developing and expanding our marketing and sales organization and our research and development activities and the type of agreements reached with our research facilities and/or veterinarians.  The timing and amount of such capital requirements cannot accurately be predicted at this time.

If capital requirements differ from those currently planned, we may require still additional financing.  We have no commitments for any such additional financing, and there can be no assurance that any such commitments can be obtained on favorable terms.  Any additional equity financing may dilute the interests of our present shareholders, and debt financing if available may involve restrictive covenants with respect to dividends, raising future capital and other financial and operational matters.  We will not be able to continue operations if such additional financing is not obtained.

Product Research and Development

We have engaged the services of several veterinarians to formulate and test the products we intend to market.  The veterinarians are Dr. John Hunt DVM, Dr. Rick Mathers, DVM and Dr. Rebecca Armstrong, DMV, Phd. These products will address three specific niche areas: palatability, type of delivery system, and illnesses that mask other symptoms.  Specifically, it is our intention to develop a unique stress formula that both tastes good, and can be effectively administered.

Anticipated Purchase of Plant and Equipment

We do not anticipate purchasing any manufacturing facilities or significant equipment within the first 24 months of our operation.

We intend within the next 24 months to have a staff of approximately 6 employees.  We can provide no assurance that we will be able to effectively manage the expansion of our operations, or that of our infrastructure, facilities, systems, procedures or controls will be adequate to support our operations.  Our inability to effectively manage our future growth could have a material adverse effect on our business, financial condition and resultant operations.

Business Plan Milestones and Accomplishments

Our first milestone or Phase I of our Business Plan will be to obtain financing via an appropriate Private Placement Offering in order to fund the the majority of our initial product production costs.

As earlier stated, we anticipate the need to obtain a minimum funding of $750,000 for our next twelve (12) months of operation.  We anticipate that our first revenues will be realized within one (1) year of our initial financing. As of December 31, 2002, we have consumed our original capital investment.  At this time, the principals of ENI have agreed to provide the necessary cash contribution to ENI for the payment of its monthly expenses of approximately $1,000.  These monthly expenses are exclusive of accounting and attorney fees.

We already have established our formulas. We have also produced two of our four product objectives. We have further secured both the manufacturing lab and the distribution center and we have begun securing the first round of our distribution network.  Our Business Plan calls for obtaining 25 veterinarians for our initial product introduction.  We are currently in the process of obtaining these veterinarians.

Concurrent with obtaining those individuals, we have begun preliminary work in determining which catalogues we will preview our products and at what time.  The last stage of our marketing plan calls for Feed and Tack store distribution and we plan to commence that phase upon completion of the last two product items.

Phase II of our Business Plan calls for a 30,000-bottle roll out in the four product categories.  Our preliminary market research has indicated that our growing network of veterinarians is enthusiastic about trying new products, especially of the type and focus as ours.  Our products are scheduled to be 30-day supplements.  We plan to increase our 30,000 bottle first shipment by 2% every other month for the first 12 months.

According to our veterinarians, it takes at least 90 days of trial for a new supplement to demonstrate its effectiveness with the equines.  Based on production costs and general start up costs, we do not anticipate profitability being realized until our 18th month.  At this point, we plan to have passed the breakeven stage, worked out shipping and delivery challenges, finalized our information system and have established a definitive infrastructure.

Our Phase III is planned to begin in our 18th month.  At this point, we plan to address in a very vigorous way our presentation at industry trade shows.  We plan to be a presence at 10 industry events in year one and until we determine which events return the best activity for us.  These events will include conferences as well as symposiums.

Concurrent with this trade show exposure, we plan to introduce our first sales staff.  This sales staff will manage these new accounts and will be in a position to facilitate our next phase.

Our Phase IV will be undertaken after the next 24-36 months.  At this time, we plan to begin creating, testing and perfecting niche products that will deal with specialty categories that the larger companies have chosen to ignore.  Specifically, products related to the racing industry.  The racing industry has typically been much more focused on pharmaceuticals as opposed to vitamins.  When we are ready for that phase, we plan to have a unique product that will work in synergy with some of the common steroids currently used by most racehorse barns and owners.

We anticipate a 90-day lag time from the completion of our required financing before we will achieve our first milestone.  We further anticipate our fund raising costs to be less than $10,000 and the principals will contribute to this effort.  The Phase II or the second milestone is anticipated to cost approximately $75,000 to roll out the first 30,000 units of supplements.  During and within the first 24 months, we anticipate each product roll out and distribution to cost between $75,000 and $150,000 respectively.  We fully expect that our Phase I fund raising will be sufficient to accomplish the fiscal requirements of all of our planned subsequent phases or milestones.

Item 7.                                                           Financial Statements

Index to Financial Statements

Independent Auditors’ Report	Page 19

Balance Sheet	21
December 31, 2002

Statement of Operations	22
Year Ended December 31, 2002 For the Period December 12, 2001 (Inception) to December 31, 2001 ad For the Period December 12, 2001 (Inception) to December 31, 2002)

Statement of Changes in Stockholders’ (Deficit)	23
December 12, 2001 (Inception) through December 31, 2002

Statements of Cash Flows	24
Year Ended December 31, 2002 For the Period December 12, 2001 (Inception) to December 31, 2001 ad For the Period December 12, 2001 (Inception) to December 31, 2002)

Notes to Financial Statements	25

EQUINE NUTRACEUTICALS, INC.

(A DEVELOPMENT STAGE COMPANY)

REPORT OF INDEPENDENT AUDITORS

Shareholders and Board of Directors
Equine Nutraceuticals, Inc.

We have audited the accompanying balance sheet of Equine Nutraceuticals, Inc. (a development stage company) as of December 31, 2002, and the related statements of operations, changes in stockholders’ (deficit), and cash flows for the year ended December 31, 2002, the period December 12, 2001 (inception) to December 31, 2001, and the period from December 12, 2001 (inception) to December 31, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Equine Nutraceuticals, Inc.  (a development stage company) as of December 31, 2002, and the results of its operations, and its cash flows for the year ended December 31, 2002, the period December 12, 2001 (inception) to December 31, 2001, and the period from December 12, 2001 (inception) to December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the financial statements, the Company has incurred significant losses from operations, has working capital and stockholders’ deficits, and is reliant on raising capital to initiate its business plan.  These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also discussed in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Stark Winter Schenkein & Co., LLP

Denver, Colorado

February 28, 2003

Equine Nutraceuticals, Inc.

(A Development Stage Company)

As of December 31, 2002 and for the Years Ended

December 31, 2002 and 2001

EQUINE NUTRACEUTICALS, INC.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEET

DECEMBER 31, 2002

ASSETS

CURRENT ASSETS
Cash	$344
Cash held in trust	2,500
2,844

COMPUTER EQUIPMENT, less accumulated depreciation of $20	624

OTHER ASSETS
Deferred offering costs	3,000

$6,468

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$56,728

STOCKHOLDERS’ (DEFICIT)
Common stock, $0.001 par value, 100,000,000 shares authorized, 13,205,100 shares issued and outstanding	13,205
Additional paid in capital	105,165
(Deficit) accumulated during the development stage	(168,630)
(50,260)

$6,468

The accompanying notes are an integral part of the financial statements

EQUINE NUTRACEUTICALS, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

	YEAR ENDED DECEMBER 31, 2002	FOR THE PERIOD DECEMBER 12, 2001 (INCEPTION) TO DECEMBER 31, 2001	FOR THE PERIOD DECEMBER 12, 2001 (INCEPTION) TO DECEMBER 31, 2002

REVENUE	$—	$—	$—

COSTS AND EXPENSES
General and administrative	134,015	4,615	138,630
Stock compensation	20,000	10,000	30,000
	154,015	14,615	168,630

NET (LOSS)	$(154,015)	$(14,615)	$(168,630)

PER SHARE INFORMATION

WEIGHTED AVERAGE SHARES OUTSTANDING -
BASIC AND DILUTED	13,129,665	11,078,947	13,061,450

NET (LOSS) PER COMMON SHARE	$(0.01)	$(0.00)	$(0.01)

The accompanying notes are an integral part of the financial statements

STATEMENT OF CHANGES IN STOCKHOLDERS’ (DEFICIT)

DECEMBER 12, 2001 (INCEPTION) THROUGH DECEMBER 31, 2002

			Additional Paid in Capital	(Deficit) Accumulated During the Development Stage	Total
	Common Stock
	Shares	Amount

Issuance of stock for services at $0.001 per share	10,500,000	$10,500	$(500)	$—	$10,000

Issuance of stock for cash at $0.01 per share	1,000,000	1,000	9,000	—	10,000

Net (loss) for the period	—	—	—	(14,615)	(14,615)

Balance at December 31, 2001	11,500,000	11,500	8,500	(14,615)	5,385

Issuance of stock for cash at $0.01 per share	1,600,000	1,600	14,400	—	16,000

Issuance of stock for cash at $0.50 per share	52,600	53	26,247	—	26,300

Issuance of stock for cash at $1.00 per share	26,500	26	26,474	—	26,500

Offering costs	—	—	(7,500)	—	(7,500)

Issuance of stock for services at $0.50 per share	12,000	12	5,988	—	6,000

Issuance of stock for services at $1.00 per share	14,000	14	13,986	—	14,000

Capital contributions from shareholders	—	—	3,870	—	3,870

Office space provided by shareholder	—	—	13,200	—	13,200

Net (loss) for the year	—	—	—	(154,015)	(154,015)

Balance at December 31, 2002	13,205,100	$13,205	$105,165	$(168,630)	$(50,260)

The accompanying notes are an integral part of the financial statements

EQUINE NUTRACEUTICALS, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

	YEAR ENDED DECEMBER 31, 2002	FOR THE PERIOD DECEMBER 12, 2001 (INCEPTION) TO DECEMBER 31, 2001	FOR THE PERIOD DECEMBER 12, 2001 (INCEPTION) TO DECEMBER 31, 2002
OPERATING ACTIVITIES
Net (loss)	$(154,015)	$(14,615)	$(168,630)
Adjustments to reconcile net (loss) to net cash (used in) operating activities:
Stock compensation	20,000	10,000	30,000
Office space provided by shareholder	13,200	—	13,200
Depreciation	15	5	20
Changes in:
Accounts payable and accrued expenses	54,252	2,476	56,728
Net cash (used in) operating activities	(66,548)	(2,134)	(68,682)

INVESTING ACTIVITIES
Purchase of computer equipment	—	(644)	(644)
Net cash (used in) investing activities	—	(644)	(644)

FINANCING ACTIVITIES
Capital contributions by shareholders	3,870	—	3,870
Cash held in trust	(2,500)	—	(2,500)
Deferred offering costs	(3,000)	—	(3,000)
Proceeds from stock sales, net of issuance costs	61,300	10,000	71,300
Net cash provided by financing activities	59,670	10,000	69,670

Net increase (decrease) in cash	(6,878)	7,222	344

CASH AT BEGINNING OF YEAR	7,222	—	—

CASH AT END OF YEAR	$344	$7,222	$344

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$—	$—	$—
Cash paid for income taxes	$—	$—	$—

The accompanying notes are an integral part of the financial statements

Note 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Equine Nutraceuticals, Inc. (the “Company”) was incorporated in the State of Nevada on December 12, 2001 and has been in the development stage since its inception.  The Company’s primary business will be the development of nutritional supplements for the horse industry.  Since its inception, the Company’s primary activity has been to raise capital to institute its business plan.

Reclassification

Certain amounts from prior year’s financial statements have been reclassified to conform to the current year presentation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Revenue Recognition

The Company will recognize revenue when product has been shipped.

Computer Equipment

Computer equipment is stated at cost.  Depreciation is calculated using the straight-line method over the asset’s estimated useful life of 3 years.

Income Taxes

The Company follows Statement of Financial Accounting Standards (“SFAS”) 109, “Accounting for Income Taxes” for recording the provision for income taxes. Deferred tax assets and liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled. Deferred income tax expenses or benefits are based on the changes in the asset or liability each period. If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized. Future changes in such valuation allowance are included in the provision for deferred income taxes in the period of change.

Deferred Offering Costs

The Company defers costs associated with the raising of capital until such time as the offering is completed, at which time the costs are charged against the capital raised. Should the offering be terminated the costs are charged to operations during the period when the offering is terminated.

Research and Development

Research and development costs will be charged to operations and included in operating expenses when incurred.

Segment Information

The Company follows SFAS 131, “Disclosures about Segments of an Enterprise and Related Information.” Certain information is disclosed, per SFAS 131, based on the way management organizes financial information for making operating decisions and assessing performance. The Company currently operates in a single segment and will evaluate additional segment disclosure requirements as it expands its operations.

Fair Value of Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2002. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash and accounts payable and accrued expenses.  Fair values were assumed to approximate carrying values for these financial instruments because they are short term in nature and their carrying amounts approximate fair values or they are receivable or payable on demand.

Net (Loss) per Common Share

The Company calculates net income (loss) per share as required by SFAS 128, “Earnings per Share.” Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares and dilutive common stock equivalents outstanding. During the periods when they would be anti dilutive common stock equivalents, if any, are not considered in the computation.

Stock-based Compensation

The Company accounts for equity instruments issued to employees for services based on the fair value of the equity instruments issued and accounts for equity instruments issued to other than employees based on the fair value of the consideration received or the fair value of the equity instruments, whichever is more reliably measurable.

The Company accounts for stock based compensation in accordance with SFAS 123, “Accounting for Stock-Based Compensation.” The provisions of SFAS 123 allow companies to either expense the estimated fair value of stock options or to continue to follow the intrinsic value method set forth in Accounting Principles Board Opinion 25, “Accounting for Stock Issued to Employees” (“APB 25”) but disclose the pro forma effects on net income  (loss) had the fair value of the options been expensed. The Company has elected to continue to apply APB 25 in accounting for its stock option incentive plans.

Long Lived Assets

The Company periodically reviews the carrying amount of long lived assets to determine whether current events or circumstances warrant adjustments to such carrying amounts. If an impairment adjustment is deemed necessary, such loss is measured by the amount that the carrying value of such assets exceeds their fair value.  Considerable management judgement is necessary to estimate the fair value of assets; accordingly, actual results could vary significantly from such estimates.  Assets to be disposed of are carried at the lower of their financial statement carrying amount or fair value less costs to sell.  As of December 31, 2002, management believes that there is no asset impairment on long-lived assets.

Recent Pronouncements

In December 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS 148 “Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of SFAS 123.” SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation from the intrinsic value-based method of accounting prescribed by APB 25. As allowed by SFAS 123, the Company has elected to continue to apply the intrinsic value-based method of accounting, and has adopted the disclosure requirements of SFAS 123. The Company currently does not anticipate adopting the provisions of SFAS 148.

In July 2002, the FASB issued SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS 146 provides new guidance on the recognition of costs associated with exit or disposal activities. The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of commitment to an exit or disposal plan. SFAS 146 supercedes previous accounting guidance provided by the EITF Issue No. 94-3 “Liability Recognition for Certain Employee Termination Benefits

and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” EITF Issue No. 94-3 required recognition of costs at the date of commitment to an exit or disposal plan. SFAS 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. Early application is permitted. The adoption of SFAS 146 by the Company is not expected to have a material impact on the Company’s financial position, results of operations, or cash flows.

In April 2002, the FASB issued SFAS 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” Among other things, this statement rescinds FASB Statement No. 4, “Reporting Gains and Losses from Extinguishment of Debt” which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in APB Opinion No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” will now be used to classify those gains and losses. The provisions of SFAS 145 related to the classification of debt extinguishment are effective for years beginning after May 15, 2002. The adoption of SFAS 145 by the Company is not expected to have a material impact on the Company’s financial position, results of operations, or cash flows.

In November 2001, the EITF of the FASB issued EITF 01-9 “Accounting for Consideration Given by a Vendor to a Subscriber (Including a Reseller of the Vendor’s Products).” EITF 01-9 provides guidance on when a sales incentive or other consideration given should be a reduction of revenue or an expense and the timing of such recognition. The guidance provided in EITF 01-9 is effective for financial statements for interim or annual periods beginning after December 15, 2001. The adoption of EITF 01-9 by the Company did not have a material impact on the Company’s financial statements.

In August 2001, the FASB issued SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS 144 provides new guidance on the recognition of impairment losses on long-lived assets with definite lives to be held and used or to be disposed of and also issued the definition of what constitutes a discontinued operation and how the results of a discontinued operation are to be measured and presented. SFAS 144 is effective for fiscal years beginning after December 15, 2001. The adoption of SFAS 144 did not have a material impact on the Company’s financial position, results of operations, or cash flows.

In June 2001, the FASB issued SFAS 143, “Accounting for Asset Retirement Obligations.” SFAS 143 requires the fair value of a liability for an asset retirement obligation to be recognized in the period that it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS 143 is effective for fiscal years beginning after June 15, 2002. The adoption of SFAS 143 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

In June 2001, the FASB issued SFAS 142, “Goodwill and Other Intangible Assets,” which provides for non-amortization of goodwill and intangible assets that have indefinite useful lives, annual tests of impairments of those assets and interim tests of impairment when an event occurs that more likely than not has reduced the fair value of such assets. The statement also provides specific guidance about how to determine and measure goodwill impairments, and requires additional disclosure of information about goodwill and other intangible assets. The provisions of this statement are required to be applied starting with fiscal years beginning after December 15, 2001, and applied to all goodwill and other intangible assets recognized in the financial statements at that date. Goodwill and intangible assets acquired after June 30, 2001 will be subject to the non-amortization provisions of the statement. Early application is permitted for entities with fiscal years beginning after March 15, 2001, provided that the first interim financial statements had not been issued previously. The Company’s adoption of the provisions of SFAS 142 did not have a material impact on the Company’s financial position, results of operations or cash flows.

In June 2001, the FASB issued SFAS 141, “Business Combinations,” which is effective for all business combinations initiated after June 30, 2001. SFAS 141 requires companies to account for all business combinations using the purchase method of accounting, recognize intangible assets if certain criteria are met, as well as provide additional disclosures regarding business combinations and allocation of purchase price. The adoption of SFAS 141 did not have a material impact on the Company’s financial position, results of operations or cash flows.

Note 2.  GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern.  The Company has incurred losses since inception of  $168,630, has a working capital deficit of $53,884, a stockholders’ deficit of $50,260 and is reliant on raising capital to initiate its business plan.  The Company is raising capital through the sale of its common stock but, as of the date of the audit report, has not been able to raise sufficient funds to initiate its business plan.

The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

Note 3.  STOCKHOLDERS’ (DEFICIT)

During the period December 12, 2001 (inception) to December 31, 2001 the following equity transactions occurred:

•                  Issued 10,500,000 shares of common stock at $0.001 per share for services valued at $10,000 at inception.

•                  Issued 1,000,000 shares of common stock at $0.01 per share to various investors for cash of $10,000 in a private placement.

During the year ended December 31, 2002 the following equity transactions occurred:

•                  During January 2002 the Company issued 1,600,000 shares of common stock at $0.001 per share for cash aggregating $16,000.

•                  During February 2002 the Company issued 52,600 shares of common stock at $0.50 per share for cash aggregating $26,300.

•                  From April 2002 through December 2002 the Company issued 26,500 shares of common stock at $1.00 per share for cash aggregating $26,500.

•                  The Company was required to register the above-mentioned shares with the Securities and Exchange Commission.  The costs of $7,500 related to the registration were charged to additional paid-in capital.

•                  During February 2002 and March 2002 the Company issued 12,000 shares of common stock at $0.50 per share for services valued at $6,000, which management believes is the fair market value of the shares issued based on cash sales of common shares during the period.

•                  From April 2002 through December 2002 the Company issued 14,000 shares of common stock at $1.00 per share for services valued at $14,000, which management believes is the fair market value of the shares issued based on cash sales of common shares during the period.

•                  The Company’s directors contributed cash to the Company on an as need basis throughout the year.  Total cash contributions to the Company totaled $3,870.

•                  The Company’s Chief Executive Officer provided the Company use of office space on a rent-free basis.  The fair market value of the rent, estimated at $13,200, has been recorded as an operating expense and a capital contribution.

Note 4.  INCOME TAXES

The Company accounts for income taxes under SFAS 109, which requires use of the liability method. SFAS 109 provides that deferred tax assets and liabilities are recorded based on the differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes, referred to as temporary differences.  Deferred tax assets and liabilities at the end of each period are determined using the currently enacted tax rates applied to taxable income in the periods in which the deferred tax assets and liabilities are expected to be settled or realized.

The types of temporary differences between the tax basis of assets and their financial reporting amounts that give rise to a significant portion of the deferred tax asset are as follows:

	Reconciling Item	Tax Effect

Net operating loss carryforward:	$138,000	$49,000

The net operating loss carry forward will expire through 2022.  The deferred tax asset has been fully reserved at December 31, 2002.

The change in the valuation allowance for the deferred tax asset during the year ended December 31, 2002 was $46,000.

Note 5.  SUBSEQUENT EVENT

During January 2003 the Company sold 58,640 shares of common stock for cash. Proceeds aggregated $58,640 net of offering costs of $3,000.

Item 8:                                                        Change in and Disagreements with Accountants on Accounting and Financial Disclosure

(i)                                     On February 13, 2003, the Company's Board of Directors notified it's certifying accountant, Brock and Company that the Company was changing its certifying account.

(ii)                                  During the past two years there have been no adverse opinions or disclaimers of opinion, or was qualified or modified as to uncertainty, audit scope, or accounting principles.

(iii)                               The Company's Board of Directors has engaged Stark Winter Schenkein & Co., LLP, Certified Public Accountants, 7535 E. Hampden Avenue, Suite 109, Denver, CO, 80231, Telephone No. (303) 694-6700, Fax No. (303) 694-6761 as its new certifying accountant.

(iv)                              During the Company's two most recent fiscal years and any subsequent period preceding the engagement of its former accountant, there have been no disagreements with the former accountant on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

PART III

Item 9.                                                        Directors and Executive Officers of the Registrant

The following information reflects the background and experience of the directors and officers of the Company.  The term of office for each director is three years.

MARIANNE SUN

CHIEF EXECUTIVE OFFICER AND DIRECTOR

Ms. Marianne Sun, age 53, received a Bachelor of Arts degree in History and Economics from the University of Massachusetts and a Masters of Arts in History and Economics from Northeastern University.   Ms. Sun  has acquired an extensive knowledge of supplementation as a CEO of a vitamin supplement company.  Her extensive marketing experience includes international sales and the establishment of distribution networks domestically and abroad.  Ms. Sun is experienced and skilled in both public relations, investor relations, and excels in establishing state of the art operations.  From 1997 to 2000, Ms. Sun served as the CEO of Scottsdale Scientific, Inc.  Scottsdale Scientific, Inc. is a publicly traded company which manufactures and distributes vitamins and minerals to physicians, alternative healthcare practitioners and the general public.  From 2000 to the present, she wrote her first book entitled “CEO” which is currently being presented to various publishers.

Ms. Sun serves as President of ENI on an “at will” basis at the pleasure of the Board of Directors.   Ms. Sun’s term as an officer and director started on December 12, 2001. Her term as an officer and director is for one (1) year, which ends on December 31, 2003.

PAUL HABERSTROH

VICE PRESIDENT, CHIEF INFORMATION OFFICER AND DIRECTOR

Mr. Paul Haberstroh, age 44, received a Bachelor of Arts degree in Accounting and Economics from St. Mary’s College in California. Mr. Haberstroh brings over 20 years of sales and marketing experience to the Company.  Mr. Haberstroh, is currently the managing partner of Distinctive Imaging, LLC.  Distinctive Image is a private company which provides photojournalistic images used for businesses and institutions.  He has extensive experience in web site development and Internet marketing.  He excels in the area of new business development including both fund raising and sponsorship agreements.  From June 1993 to June 1998, Mr. Haberstroh was the Regional Director for Cybex International which is a publicly traded company and which was formed as a result of a merger with Trotter, Inc.  Cybex International manufactures and distributes commercial and residential fitness equipment.  From December 1999 to June 2000, he served as the Vice-President of Sponsor Relations for Values.Com.  Values.Com was a private internet company and acted as an e-commerce provider for major charities.  Beginning April 2001 to the present, Mr. Haberstroh has served as the Managing Partner for Distinctive Imaging, LLC.

Mr. Haberstroh serves as a Vice-President of ENI on an “at will” basis at the pleasure of the Board of Directors.  His term as a director and officer is for one (1) year, which ends on December 31, 2003.

NANCY KLEINER

VICE PRESIDENT, DIRECTOR OF SALES AND MARKETING AND DIRECTOR

Ms. Nancy Kleiner, age 45, received a Bachelor of Arts degree in Physical Education from Indiana University.  Ms. Kleiner is a Silver and Bronze medal winner in the U.S. Dressage Olympics, which is the U.S. Eastern style of riding.  She has spent 25 years honing her skill and has become one of only 100 certified Dressage instructors certified by the USDF (United States Dressage Federation).  A multiple horse owner, she is also a renowned judge and trainer.  She travels extensively throughout the Midwest, Northeast, and Southeast training both horses and riders.  She is sought after as a judge and frequently as a commentator for modern Dressage events.  She is currently the trainer of a gelding owned by the winner of last year’s Breeders Cup.  Ms. Kleiner has extensive associations and relationships in both the recreational horse world and the racing world.  From 2001 to the present, Ms. Kleiner has acted as the Personal Trainer for the new colt from last years Breeders Cup winner.  She further serves as a judge, trainer and speaker on Dressage for the Midwest, Southeast and Northeast.  From 1988 through 2001, she served as the Managing Director for the Devonshire Equestrian Center which is a 100 horse barn engaged in the business of boarding, training and housing horses for the equestrian discipline known as Dressage.

Ms. Kleiner serves as a Vice-President of ENI on an at will basis at the pleasure of the Board of Directors.  Her term as a director and officer is for one (1) year, which ends on December 31, 2003.

Compliance With Section 16(a) of the Exchange Act

All Directors, Officers and Beneficial Owners of more than ten percent (10%) of the Company’s common equity securities of the Company failed to file on a timely basis reports required by Section 16(a) of the Exchange act during the most recent fiscal year.

It is the Company’s belief that Marianne Sun should have filed Forms 3, 4, 5 and Schedule 13(d) in the past as the Company’s president and director and as a beneficial owner of more than 10% of the Company’s common equity securities.  Paul Haberstroh as a vice president and director of the company and Nancy Kleiner as a vice president and director of the Company also should have filed Forms 3, 4, 5 and Schedule 13(d) in the past.

The Company is taking steps to file all required forms that are past due.  Additionally, the Company is developing a policy to prevent the future failure of any officer or director to comply with Section 16(a) of the Exchange Act.

Item 10.                                                    Executive Compensation

The Company employs its officers on an “at will” basis at the pleasure of the Board of Directors.

The compensation disclosed herein represents all compensation awarded to, earned by or paid to the Company’s named executive officers.

Summary Compensation Table

					Long-Term Compensation
	Annual Compensation				Awards			Payouts
Name and Principal Position (a)	Year (b)	Salary (c)	Bonus (d)	Other Annual Compen- sation ($) (e)	Restricted Stock Award(s) ($) (f)		Securities Underlying Options/SARs (#) (g)	LTIP Payouts ($) (h)	All Other Compen- sation ($) (i)
Marianne Sun	2001	0	0	0	10,000	(1)	0	0	0
Chief Executive Officer	2002	30,000	0	0	0		0	0	0

Paul Haberstroh	2001	0	0	0	0		0	0	0
Vice-President	2002	0	0	0	250	(2)	0	0	0

Nancy Kleiner	2001	0	0	0	0		0	0	0
Vice-President	2002	0	0	0	250	(2)	0	0	0

No officer or director has been granted a stock purchase option at this time.

(1)  Marianne Sun was issued a total of 10,000,000 shares of restricted common stock for services rendered to the Company in the fiscal year ended December 31, 2001.

(2)  Paul Haberstroh and Nancy Kleiner were each issued a total of 250,000 shares of restricted common stock as compensation for their employment services for the fiscal year ending December 31, 2002.

Item 11.                                                    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information as of the date of this report, regarding the beneficial ownership of ENI’s common by (i) each person who is known to ENI to own beneficially more than five percent (5%) of the outstanding shares of the common stock of ENI, (ii) each director, (iii) each named executive officer, and (iv) all officers and directors as a group.

	Name of Beneficial Owner	No. Shares	%Ownership(1)

1.	Marianne Sun	10,000,000	76.03%

2.	Paul Haberstroh	250,000	1.90%

3.	Nancy Kleiner	250,000	1.90%

4.	All Officers and Directors as a Group	10,500,000	79.83%

(1)  Based upon 13,152,600 shares of common stock issued and outstanding.

Item 12.                                                    Certain Relationships and Related Transactions

During the past two years, we have not entered into a transaction with a value in excess of $60,000 with a director, officer or beneficial owner of 5% or more of the Company’s capital stock.

Item 13.                                                    Exhibits and Reports on Form 8-K

(a)                                  Exhibits:  The following documents are incorporated by reference to Form SB-2 SEC File No. 333-84558.

Exhibit No.	Description

3(i)	Articles of Incorporation

3(ii)	By-Laws

10.1	Warehousing, Fulfillment and Distribution Agreement

10.2	Confidentiality Agreement

(a)1                            Exhibits Included in the Report:

Exhibit No.	Description

99.1	Certification of Chief Executive Officer and Chief Financial Officer

(b)                                 Reports on Form 8-K: There were no reports on Form 8-K filed during the last quarter for the period covered by this report.

Item 14.                                                    Controls and Procedures

(a)                                  Evaluation of Disclosure Controls and Procedures: Marianne Sun, our Chief Executive Officer and Chief Financial Officer has performed an evaluation of the Company’s disclosure and procedures, as that term is defined in Rule 13a-14c f the Securities Exchange Act of 1934, as amended (the “Exchange Act”), within 90 days of the date of this report and she has concluded that such disclosure controls and procedures are effective to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time period specified by the Securities and Exchange Commission’s rules and regulations.

(b)                                 Changes in Internal Controls: No significant changes in the Company’s internal controls or in other factors that could significantly affect these controls were made as a result of the evaluation.

Item 15.                                                    Principal Accountant Fees and Services

(1)                                  Audit Fees: The following represent the aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for the audit of the registrant’s annual financial statements and review of the financial statements included in the registrants Form 10-QSB.  Please note that the registrant was incorporated on December 12, 2001:

	Year	Amount of Fees

1.	2001	$0

2.	2002	$2,500

(2)                                  Audit-Related Fees: The following represents the aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the registrant’s financial statements and are not reported under Items 9(e)(1) f Schedule 14A:

	Year	Amount of Fees

1.	2001	$0

2.	2002	$0

(3)                                  Tax Fees: The following represents the aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning:

	Year	Amount of Fees

1.	2001	$0

2.	2002	$0

(4)                                  All Other Fees: The following represents the aggregate fees billed in each of the last two fiscal years for products and services provided by the principal accountant, other than the services reported in Items 9(e)1 through 9(e)(3) of Schedule 14A:

	Year	Amount of Fees

1.	2001	$0

2.	2002	$0

(5)                                  Audit Committee’s Pre-Approval Policies and Procedures: Due to the small number of officers and directors of the registrant which total only three (3) individuals, the registrant has not yet established a formal audit committee.

Until such time as an audit committee has been established, the full board of directors will undertake those tasks normally associated with an audit committee to include, but not by way of limitation, the (i) review and discussion of the audited financial statements with management, (ii) discussions with the independent auditors the matters required to be discussed by the Statement On Auditing Standards No. 61, as may be modified or supplemented, and (iii) receive from the auditors disclosures regarding the auditors’ Independents Standards Board Standard No. 1, as may be modified or supplemented.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange act, the  registrant caused this report to be signed on behalf by the undersigned, thereunto duly authorized.

EQUINE NUTRACEUTICALS, INC.

	BY:	/s/ Marianne Sun
DATED: May 17, 2003		MARIANNE SUN
President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons in the capacities and on the dates stated.

/s/ Marianne Sun	Chairman of the Board,	May 17, 2003
MARIANNE SUN	President, Chief Executive Officer, and Treasurer (Principal Financial and Accounting Officer)

/s/ Paul Haberstroh	Director	May 17, 2003
PAUL HABERSTROH

/s/ Nancy Kleiner	Director	May 17, 2003
NANCY KLEINER

CERTIFICATION

I, Marianne Sun, certify that:

1.                                       I have reviewed this annual report on Form 10-KSB of Equine Nutraceuticals, Inc.

2.                                       Based on my knowledge, this Annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report.

3.                                       Based on my knowledge, the financial statements, and the financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

4.                                       The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)                                                Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)                                               Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)                                                Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.                                       The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)                                                All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)                                               Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.                                       The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

DATED: May 17, 2003	/s/ Marianne Sun
MARIANNE SUN
Chief Executive Officer and Chief Financial Officer