Form 10QSB
period 2003-03-31
EQUINE NUTRACEUTICALS INC
filed 2003-07-03
CIK 1165726

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
1934
For the quarterly period ended March 31, 2003

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from _________________ to _________________

                        Commission file number 333-84558

                           EQUINE NUTRACEUTICALS, INC.
        (Exact name of small business issuer as specified in its charter)

           Nevada                                    80-0008997
    (State or other jurisdiction of          (IRS Employer Identification No.)
     incorporation or organization)

                     19 Benthaven Place, Boulder, CO 80305
                    (Address of principal executive offices)

                                 (877) 263-1740
                           (Issuer's telephone number)

                                 Not Applicable
              (Former name, former address and former fiscal year,
                         if changed since last report)

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section l2, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ] Not applicable

                      APPLICABLE ONLY TO CORPORATE ISSUERS
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 13,264,240 Transitional Small
Business Disclosure Format (Check one): Yes [ ] No [X]

                         PART I-- FINANCIAL INFORMATION

Forward-Looking Statements

This quarterly report for the period ended March 31, 2003 on Form 10-QSB contains forward looking statements. The words or phrases "would be," "will allow," "intends to," "will likely result," "are expected to," "will continue,"
"is anticipated," "estimate," "project," or similar expressions are intended to identify "forward-looking statements". The cautionary statements made in this
Form 10-QSB should be read as being applicable to all related forward-looking statements wherever they appear in this Form 10-QSB. Our actual results could differ materially from those discussed in this Form 10-QSB. Actual results could differ materially from those projected in the forward looking statements as a result of a number of risks and uncertainties, including those risk factors stated on pages 7 through 11 of this Form 10-QSB. Statements made herein are as of the date of the filing of this Form 10-QSB with the Securities and Exchange
Commission and should not be relied upon as of any subsequent date. Unless otherwise required by applicable law, we do not undertake, and we specifically disclaim any obligation, to update any forward-looking statements to reflect occurrences, developments, unanticipated events or circumstances after the date of such statement.

Financial Statements.
                           EQUINE NUTRACEUTICALS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
                                 MARCH 31, 2003
                                   (UNAUDITED)

                                     ASSETS

CURRENT ASSETS
  Cash                                                    $      4,933

COMPUTER EQUIPMENT, less accumulated
    depreciation of $120                                         1,131

DEPOSIT - RELATED PARTY                                          2,500

                                                          $      8,564
                                                          =================

                     LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES
  Accounts payable and accrued expenses                   $     59,744

STOCKHOLDERS' (DEFICIT)
  Common stock, $0.001 par value, 100,000,000 shares
    authorized, 13,264,240 shares issued and outstanding        13,264
  Additional paid in capital                                   161,246
  (Deficit) accumulated during the development stage          (225,690)
                                                               (51,180)

                                                          $      8,564
                                                          =================

    The accompanying notes are an integral part of the financial statements.

                           EQUINE NUTRACEUTICALS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                                                      FOR THE PERIOD
                                                                                                    DECEMBER 12, 2001
                                                           THREE MONTHS ENDED                        (INCEPTION) TO
                                               MARCH 31, 2003              MARCH 31, 2002             MARCH 31, 2003
                                           --------------------        -------------------        ---------------------
REVENUE                                    $                  -       $                  -        $                   -
                                           --------------------        -------------------        ---------------------

COSTS AND EXPENSES
  General and administrative                             57,060                     29,988                      195,690
  Stock compensation                                          -                          -                       30,000
                                           -------------------         -------------------        ---------------------
                                                         57,060                     29,988                      225,690
                                           --------------------        -------------------        ---------------------

NET (LOSS)                                 $            (57,060)       $           (29,988)       $            (225,690)
                                           =====================       ====================       ======================

PER SHARE INFORMATION

WEIGHTED AVERAGE SHARES OUTSTANDING -
        BASIC AND DILUTED                            13,259,067                 12,785,464                   13,098,972
                                           ====================        ===================        =====================

NET (LOSS) PER COMMON SHARE                $              (0.00)       $             (0.00)       $               (0.02)
                                           =====================       ====================       ======================

    The accompanying notes are an integral part of the financial statements.

                           EQUINE NUTRACEUTICALS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                                                                                       FOR THE PERIOD
                                                                                                     DECEMBER 12, 2001
                                                           THREE MONTHS ENDED                      (  INCEPTION) TO
                                               MARCH 31, 2003              MARCH 31, 2002             MARCH 31, 2003
                                           ------------------------    --------------------       ---------------------

NET CASH (USED) IN OPERATING ACTIVITIES    $            (53,944)       $           (35,874)       $            (122,626)
                                           ------------------------    --------------------       ----------------------

INVESTING ACTIVITIES
  Purchase of computer equipment                           (607)                         -                       (1,251)
  (Increase) in deposit - related party                  (2,500)                         -                       (2,500)
                                           ------------------------    -------------------        ----------------------
        Net cash (used in) investing
        activities                                       (3,107)                         -                       (3,751)
                                           ------------------------    -------------------        ----------------------

FINANCING ACTIVITIES
  Capital contributions by shareholders                       -                          -                        3,870
  Cash held in trust                                      2,500                          -                            -
  Deferred offering costs                                 3,000                          -                            -
  Proceeds from stock sales,
        net of issuance costs                            56,140                     42,300                      127,440
                                           ------------------------    -------------------        ---------------------
        Net cash provided by financing
        activities                                       61,640                     42,300                      131,310
                                           ------------------------    -------------------        ---------------------

        Net increase in cash                              4,589                      6,426                        4,933

CASH AT BEGINNING OF YEAR                                   344                      7,222                            -
                                           ------------------------    -------------------       ----------------------

CASH AT END OF YEAR                        $              4,933        $            13,648        $               4,933
                                           =========================   ===================        =====================

    The accompanying notes are an integral part of the financial statements.

                                        5

                           EQUINE NUTRACEUTICALS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                 MARCH 31, 2003
                                   (UNAUDITED)

                    NOTES TO THE FINANCIAL STATEMENTS

Note 1.  Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. They do not include all of the information and footnotes required by accounting principles generally accepted in the United
States of America for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation, have been included in the accompanying unaudited financial statements. Operating results for the periods presented are not necessarily indicative of the results that may be expected for the full year. For further information, refer to the financial statements and notes thereto, included in the Company's Form 10-KSB as of and for the year ended December 31, 2002.

Note 2. Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern. The Company has incurred losses since inception of $225,690, has a working capital deficit of
$54,811, a stockholders' deficit of $51,180, and is reliant on raising capital to initiate its business plan. The Company is raising capital through the sale of its common stock but, to date, has not been able to raise sufficient funds to initiate its business plan.

The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

Note 3:  Earnings Per Share

The Company calculates net income (loss) per share as required by Statement of
Financial Accounting Standards 128, "Earnings per Share." Basic earnings (loss)
per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares and dilutive common stock equivalents outstanding. During the periods presented, common stock equivalents were not considered, as their effect would be anti-dilutive.

Note 4.  Stockholders' (Deficit)

During the three months ended March 31, 2003 the Company issued 59,140 shares of its common stock for cash aggregating $59,140. The Company was required to register these shares with the Securities and Exchange Commission. The costs of
$3,000 related to the registration were charged to additional paid-in capital.

Note 5. Related Party Transactions

During the three months ended March 31, 2003 the Company entered into an informal agreement with one of its directors to provide office space at a monthly rate of $2,000. As part of the agreement the Company was required to pay a refundable deposit of $2,500.

Management's Discussion and Analysis or Plan of Operation.

Plan of Operations
The discussion contained in this Plan of Operations for the period ending March
31, 2003, contains "forward-looking statements" (See "Forward-Looking
Statements" on page 2 of this Form 10-QSB) which involve the following risks:

We are a development stage company with a limited operating history and a history of losses, which makes it difficult to evaluate our current and future business and prospects.
We are a development stage company with a limited operating history and substantial losses since our inception. Because our costs will increase during our 12 month Plan of Operations, our losses will increase for the foreseeable future. As a result, for the foreseeable future, you will have difficulty evaluating our current business and future financial performance.

If we are unable to obtain financing, we will be unable to proceed with our operations.
From our inception to March 31, 2003, we have incurred losses of $225,690, a working capital deficit of $54,811, and stockholder's deficit of $51,180.
Commencement of our Plan of Operations, which involves substantial research and development, salary, and marketing estimated costs of $4,575,000, is dependent upon raising capital. Our Plan of Operations, however, has already been delayed by 15 months because we do not have sufficient funds to accomplish the steps in our Plan of Operations. We do not presently have any revenues from operations or financing activities or current cash to meet either our short term or long-term capital needs. We expect operating losses and no revenues to continue for the foreseeable future. If we fail to raise sufficient funds from an equity offering, we will be unable to proceed with our operations or continue as a going concern.

If we fail to establish the Equine Nutraceuticals, Inc. name or any of our product names, we may be unable to generate revenues, which will reduce the value of your investment.
Because we are a new company with potential new products and no funds by which to conduct advertising, we have not conducted any advertising. As a result, we have little recognition of our company name or our potential products. As a result, potential end users of our products may not purchase our future products and we may be unable to generate sufficient revenues to meet our expense or meet our business plan objectives, which will reduce the value of your investment.

If we lose the services of our Chief Executive Officer, Marianne Sun, we may
be unable to continue our operations.
The success of our business is dependent upon our Chief Executive Officer,
Marianne Sun. Because Ms. Sun is essential to our operations, you must rely on her management decisions. To date, we have not entered into any agreement with
Ms. Sun that would prevent her from leaving us, nor have we obtained any "key"
life insurance on the life of Ms. Sun. There is no assurance that we would be able to hire and retain another Chief Executive officer to replace Ms. Sun. As a result, the loss of Ms. Sun's services would have a materially adverse affect upon continuing our operations, including our being unable to continue our operations.

Our future success depends upon our ability to identify, attract, hire, and retain qualified veterinarians.
We are dependent upon the services and expertise of qualified veterinarians to create our product formulas. Although we have working relationships with certain veterinarians, there is no assurance that they will continue to be associated with us. Competition for such individuals is intense and we may be unable to successfully attract, hire, or retain such personnel, which would have an adverse effect on our operations and financial performance.

Adverse publicity regarding nutritional supplement products for the horse industry may negatively affect our brand name and potential revenues.
Any national media attention of potential harmful health effects resulting from consumption of nutrition supplement products for the horse industry regarding other companies which are similar to our products, could have a material adverse impact on our brand name and potential revenues.

We are subject to intense competition; if we fail to compete in the horse supplement horse product market, our revenues will be negatively affected.
The horse supplement product industry is highly competitive. We are in competition with the following companies that have substantially greater financial and other resources available to them, and possess manufacturing, distribution and marketing capabilities, which are far greater than ours:
o       Nutramax Laboratories;
o       Nutrena;
o       Equisential, a division of Professional's Choice;
o       Innvac, Endocvac-Equi;
o       Allegra, Equine formula;
o       Vita-flex Nutrition;
o       Opt-E-Horse;
o       Dermafax, Osteocrae;
o       Starhorse Products;
o       Foxden Equine;
o       Gateway Products; and
o       Hawthorne Products

In addition, the availability of numerous contract manufacturers and a ready availability of natural ingredients, coupled with a relatively relaxed regulatory environment, result in a fairly low barrier to begin business.
Increased competition from such companies could have a material adverse effect on our business.

We will rely on third parties for manufacturing; if we lose any of our manufacturers our operations may be adversely affected.
We will be dependent upon third party manufacturers. We have no manufacturing facilities, and we do not presently intend to manufacture any of our products.
Accordingly, we will be dependent upon our relationships with manufacturers to fulfill our product needs. Our ability to market and sell our products requires that such products be manufactured in commercial quantities, in compliance with applicable federal and state regulatory requirements, and at an acceptable cost to enable us to arrive at a price structure which will not inhibit sales while accommodating distribution costs and third party sales compensation. Competitors who do their own manufacturing may obtain an advantage over us regarding pricing, availability of product and in other areas through their control of the manufacturing process. Our business, results of operations and financial condition would be materially adversely affected if any one of the manufacturers were unable to meet our delivery commitments or if a manufacturer was unable to continue to produce a product being marketed and distributed by us. We do not maintain business interruption insurance; as such, we could be adversely affected if we were unable to utilize one of our manufacturers or find acceptable replacement manufacturers in a timely manner.

We face patent protection risks that may negatively affect our brand name reputation, revenues and potential profitability.
Although we plan to file patent applications, we are dependent upon obtaining adequate financing to do so. To date, we have not filed any patent applications for our products. We are dependent upon a variety of methods and techniques that we regard as proprietary trade secrets. We are also dependent upon a variety of trademarks, service marks and designs to promote brand name development and recognition. We rely on a combination of trade secrets, copyright, patent, trademark, unfair competition and other intellectual property laws as well as contractual agreements to protect our rights to such intellectual property. Our products may violate the proprietary rights of others which may subject us to damage awards or judgments prohibiting the use of our technology. There is no assurance that any of our rights in any of our intellectual property will be enforceable, even if registered, against any prior users of similar intellectual property. In addition, if we fail to provide adequate proprietary protection, our names, brand name reputation, revenues, and potential profitability may be negatively affected.

We may be subject to product liability claims which may prevent us from being profitable.
We face an inherent risk of product liability exposure. Such liability claims may include, among others, our products containing contaminants, harmful ingredients, or inadequate instructions concerning side effects and interactions with other substances. We have no insurance coverage to cover such liabilities.
If we do not have adequate insurance or contractual indemnification, product liabilities relating to defective products could have a material adverse affect on our operations and financial conditions and prevent us from becoming profitable.

If we fail to develop new products and/or manage our product introductions, our results of operations and financial condition will be negatively affected.
The horse supplement product industry is subject to ever-changing consumer preferences leading to continuous introduction of new products. Our success will depend, in part, upon our ability to anticipate and respond to changes in consumer preferences and by acquiring, managing, developing and introducing, in a timely manner, products that adequately address such changes. If we are unable to develop and introduce new products or if our new products are not successful, our sales may be adversely affected. In addition, our introduction or our announcement of new products could result in a reduction in sales of our existing products, requiring us to carefully manage our product introductions in order to minimize disruption in sales of our existing products. There can be no assurance that our introduction of new product offerings will not cause distributors and consumers to reduce purchases or consumption of our products.
Such reduction in purchases or consumption could have a material adverse affect on our business, results of operations and financial condition.

We may not meet the National Association of Security Dealers' OTC Bulletin Board
requirements which may lead to increased investment risk and inability to sell your shares.
We plan to apply to the National Association of Security Dealers to have our common stock quoted on the OTC Bulletin Board; however, there is no assurance that the National Association of Security Dealers will approve the quotation of our common stock. Should we fail to be approved for quotation on the OTC
Bulletin Board, you may lose your entire investment.

Because our common stock is a penny stock for which there is and may never be a market, any investment in our common stock is a high-risk investment and is subject to restrictions on marketability; you may be unable to sell your shares.
Broker-dealer practices in connection with transactions in "penny stocks" are regulated by certain penny stock rules adopted by the Securities and Exchange
Commission. Penny stocks, like shares of our common stock, generally are equity securities with a price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on NASDAQ. The penny stock rules require a broker-dealer, prior to transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer must also provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and, if the broker-dealer is the sole market maker, the broker-dealer must disclose this fact and the broker-dealer's presumed control over the market, and monthly account statements showing the market value of each penny stock held in the customer's account. In addition, broker-dealers who sell these securities to persons other than established customers and 'accredited investors' must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. Consequently, these requirements may have the effect of reducing the level of trading activity, if any, in the secondary market for a security subject to the penny stock rules, and investors in our common stock may find it difficult to sell their shares. You should be prepared to lose your entire investment in our common stock.

We cannot continue to satisfy our current cash requirements for our 12 month
Plan of Operations. We anticipate total estimated capital expenditures of approximately $127,083 per month or an aggregate of $4,575,000 over the 36 months. Our current cash of $4,933 as of March 31, 2003 will not satisfy any of these cash requirements. Accordingly, we will be unable to fund our expenses for our Plan of Operations through our existing assets or cash. Therefore, our Plan of Operations will not commence until we obtain sufficient funds to conduct our
Plan of Operations. Although our Chief Executive Officer has informed us that she may loan us funds to meet operating expenses, we have no verbal or written agreement with her that obligates her to loan us these funds. Whether or not our
Chief Executive Officer provides such loans, we are dependent upon financing through traditional bank financing or a debt or equity offering, which to date we have been unsuccessful in obtaining. In addition, because we are a development stage company with little operating history and a poor financial condition, we may be unsuccessful in obtaining such financing or the amount of the financing may be minimal and therefore inadequate to implement our Plan of
Operations. We have no alternative plan of operations. In the event that we do not receive financing or our financing is inadequate, or if we do not adequately implement an alternative Plan of Operations that enables us to conduct operations without having received adequate financing, we may have to liquidate our business and undertake any or all of the following actions:
o       Sell or dispose of our assets, if any;
o       Pay our liabilities in order of priority, if we have available cash to pay such liabilities;
o       If any cash remains after we satisfy amounts due to our creditors, distribute any remaining cash to our shareholders in an amount equal to the net market value of our net assets;
o       File a Certificate of Dissolution with the State of Nevada to dissolve our corporation and close our business;
o       Make the appropriate filings with the Securities and Exchange Commission so that we will no longer be required to file periodic and other required reports with the Securities and Exchange Commission, if, in fact, we are a reporting company at that time; and
o       Make the appropriate filings with the National Association of Security
        Dealers to affect a delisting of our stock, if, in fact, our stock is trading on the OTC Bulletin Board at that time.

Based upon our current assets, however, we will not have the ability to distribute any cash to our shareholders.

If we have any liabilities that we are unable to satisfy and we qualify for protection under the U.S. Bankruptcy Code, we may voluntarily file for reorganization under Chapter 11 or liquidation under Chapter 7. Our creditors may also file a Chapter 7 or Chapter 11 bankruptcy action against us. If our creditors or we file for Chapter 7 or Chapter 11 bankruptcy, our creditors will take priority over our shareholders. If we fail to file for bankruptcy under
Chapter 7 or Chapter 11 and we have creditors, such creditors may institute proceedings against us seeking forfeiture of our assets, if any.

We do not know and cannot determine which, if any, of these actions we will be forced to take. If any of these foregoing events occur, you could lose your entire investment in our shares.

Our Plan of Operations to Date
We have accomplished the following in our Plan of Operations from our inception of December 2001 to date:

Obtained the Assistance of Consultants to Assist in Product Research and Development
We obtained the assistance of the following consultants that have provided and continue to provide assistance in the development of our product formulas:
o       Stephanie Marcum - A practicing pharmacist, nutritionist, barn owner and horse owner;
o       Julie Young - Blacksmith for 26 years and an American Farriers
        [Blacksmith] Association Certified Journeyman;
o       Dr. John Hunt, DVM and owner of Hunt Farms and a practicing veterinarian;
o       Nancy Kleiner, a horse trainer and a barn manager; and
o       Gary Gordon, an Equine Massage Therapist and horse owner.

Conduct Research and Development of our 2 Developed Products and 2 Products
still in Development
From approximately December 2001 to present, we have conducted research and development into 4 possible nutritional supplement products for the horse industry. In approximately June 2002, we completed development of our Formula
One, an Immune Enhancement Formula. In approximately September 2002, we completed development of our Formula Two, which is a Joint Formula. Formula number 3 is a "sterile mare" supplement for pre-sterile mares which is being developed to serve the prenatal and postnatal needs of mares, especially those used for breeding purposes only. This formula is being developed to provide the mare with an enhanced supplement regime so that she can provide higher quality colostrums to her foals. Formula number 4 is a colic/ulcer formula for anti-stress needs.

Completed Warehousing, Fulfillment and Distribution Agreement
On June 5, 2002, we completed an agreement with HSS Logistics to provide us with warehousing, fulfillment and distribution services from their facility located in Phoenix, Arizona regarding our future products.

Completed Agreement with ABCO Laboratories
On June 21, 2002, we completed an agreement with ABCO Laboratories to provide us with their services pertaining to blending our formulas and the shipment of the formulas to the HSS Logistics fulfillment house.

Our Future Plan of Operations
We will be unable to conduct the following aspects of our Plan of Operations, unless we obtain financing:

Product Research and Development
Throughout our 36 month Plan of Operations we plan on conducting research and development into our possible future products. The following veterinarians will assist in the formulation and testing of our products:
o       Dr. John Hunt, DVM;
o       Dr. Rick Mathers, DVM; and

Our future products will address three specific areas, as follows:
o       Palatability;
o       Type of delivery system; and
o       Illnesses that mask other symptoms.

Our goal is to develop unique formulas that:
o       Are effective for their intended purpose;
o       Taste good; and
o       Can be effectively administered.

Product Promotion
Throughout our 36 month Plan of Operations, we plan on employing the following methods to promote and market our products:
o       Attendance at veterinarian trade shows;
o       Invitation to veterinarians to attend our free breakfasts, where they will receive scientific data and information pertaining to our products, as well as our product samples;
o       Provide our product samples on a nationwide basis to barn owners and horse trainers;
o       Market our products to tack and feed store distributors;
o       Offer tack and feed store distributors and retailers bulk discounts and periodic price concessions;
o       Advertisements in magazines that advertise horse supplements;
o       Continue to develop our database of purchasers of nutritional horse related supplements and mail brochures to persons in our database; and
o       Offer online ordering of our products.

Summary of Costs Affiliated with our 36 Month Plan of Operations
Based on the above Plan of  Operations,  we will have total  estimated  costs of
$4,575,000, composed of the following:

Research and Development Expenses:
Year One, Two and Three
We plan to spend the following funds each year for our research and development needs:

Formula Development $25,000 each year)                                 $ 75,000
Testing Kits (50 horses for 90 days)($90,000 each year)                $270,000
Product Expense (for testing purposes: 2 kilos per week, per horse
($30,000 each year)                                                    $ 90,000
Consulting Fee for Veterinarian for 90 days ($25,000 each year)        $ 75,000
Consulting Fee for DVM Evaluator for blood work and other
evaluation purposes($15,000 each year)                                 $ 45,000
Total:                                                                 $555,000

Product Promotion and Marketing Expenses:
We plan to spend the following in Years One, Two, and Three for our product promotion and marketing needs:
Year One
Printed Materials, including study results and presentation folders    $  10,000
Industry and Trade Show Breakfasts for DVM Presentations (10 shows)    $  35,000
Product Giveaway (6 months)                                            $ 100,000
Travel and Presentation                                                $ 145,000
Marketing Materials                                                    $  25,000
Total                                                                  $  15,000

Year Two
Printed Materials, including study results and presentation folders    $  15,000
Industry and Trade Show Breakfasts for DVM Presentations (20 shows)    $ 150,000
Product Giveaway (6 months)                                            $ 100,000
Travel, Staffing Requirements and Presentation                         $ 200,000
Marketing Materials                                                    $  25,000
Total:                                                                 $ 490,000

Year Three
Printed Materials, including study results and
presentation folders                                                   $  15,000
Industry and Trade Show Breakfasts for DVM
Presentations (20 shows)                                               $ 150,000
Product Giveaway (3 months)                                            $  50,000
Travel, Staffing Requirements, and Presentation                        $ 200,000
Marketing Materials                                                    $  25,000
Total                                                                  $ 440,000

Total Product Promotion Costs for Year One,
Two, and Three                                                        $1,245,000

Manufacturing Costs:
We plan to spend the following funds on our manufacturing needs:
Year One, Two, and Three
Manufacturing costs ($10,000 each year)
Total:                                                                 $  30,000

Fulfillment Costs:
We plan to spend the following funds on our fulfillment needs:
Year One, Two, and Three
Fulfillment house and delivery costs ($5,000 each year)
Total:                                                                 $  15,000

Newsletter Publications, Trade Publications:
We plan to spend the following funds on newsletter and trade publications
Year One, Two, and Three
We plan to spend $200,000 for consulting fees and
promotion of our company through newsletter and trade
publications for a total of                                            $ 600,000

General and Administrative Expenses:
We plan to spend the following in Years One, Two, and Three for our general and administrative needs:
Year One
Rent (two locations)                                                   $  25,000
Utilities (including telephone expenses)                               $  15,000
Legal                                                                  $  40,000
Accounting                                                             $  20,000
Automobile                                                             $  30,000
Salaries and Consulting Fees                                           $ 250,000
Insurance, Employment benefits                                         $  25,000
Total:                                                                 $ 405,000

Year Two
Rent (two locations)                                                   $  50,000
Office Equipment                                                       $  50,000
Software                                                               $  55,000
Utilities (including telephone expenses)                               $  60,000
Legal                                                                  $  40,000
Accounting                                                             $  25,000
Automobile                                                             $  30,000
Salaries and Consulting Fees                                           $ 500,000
Insurance, Employment benefits                                         $  25,000
Total:                                                                 $ 835,000

Year Three
Rent (two locations)                                                   $  50,000
Office Equipment                                                       $  50,000
Software                                                               $  30,000
Utilities (including telephone expenses)                               $  60,000
Legal                                                                  $  40,000
Accounting                                                             $  25,000
Automobile                                                             $  30,000
Salaries and Consulting Fees                                           $ 575,000
Insurance, Employment benefits                                         $  30,000
Total:                                                                 $ 890,000

Total General and Administrative Expenses
for Year One, Two, and Three                                          $2,130,000

Total Expense Summary:
Year One
We estimate that in Year One we will spend $185,000 on Research and Development expenses, $315,000 on Product Promotion Marketing expenses, $10,000 in
Manufacturing costs, $5,000 for Fulfillment costs; $200,000 on Newsletter and
Trade Publications; and $405,000 in General and Administrative expenses. The total for estimated expenses for Year One is $1,120,000.

Research and Development                       $  185,000
Product Promotion Marketing                    $  315,000
Manufacturing                                  $   10,000
Fulfillment                                    $    5,000
Newsletter and Trade Publications              $  200,000
General and Administrative                     $  405,000
Total: Year One                                $1,120,000

Year Two
We estimate that in Year Two we will spend $185,000 on Research and Development expenses, $490,000 on Product Promotion Marketing expenses, $10,000 in
Manufacturing costs, $5,000 for Fulfillment costs; $200,000 on Newsletter and
Trade Publications; and $835,000 in General and Administrative expenses. The total for estimated expenses for Year Two is $1,725,000.

Research and Development                       $  185,000
Product Promotion Marketing                    $  490,000
Manufacturing                                  $   10,000
Fulfillment                                    $    5,000
Newsletter and Trade Publications              $  200,000
General and Administrative                     $  835,000
Total: Year Two                                $1,725,000

Year Three
We estimate that in Year Three we will spend $185,000 on Research and
Development expenses, $440,000 on Product Promotion Marketing expenses, $10,000 in Manufacturing costs, $5,000 for Fulfillment costs; $200,000 on Newsletter and
Trade Publications; and $890,000 in General and Administrative expenses. The total for estimated expenses for Year Three is $1,730,000.

Research and Development                       $  185,000
Product Promotion Marketing                    $  440,000
Manufacturing                                  $   10,000
Fulfillment                                    $    5,000
Newsletter and Trade Publications              $  200,000
General and Administrative                     $  890,000
Total: Year Three                              $1,730,000

Year One                                                              $1,120,000
Year Two                                                              $1,725,000
Year Three                                                            $1,730,000
                                                                      ==========
Total Expenses for All Three Years:                                   $4,575,000

Source of Funds to Fund our Plan of Operations
We plan to fund our total costs of $4,575,000 through the following:
o       Sale of our common stock; and
o       Possible revenue generated from our sale of our future products.

Our Plan of Operations is dependent upon our ability to generate revenues or obtain financing to fund our operations; however, our revenues may be insufficient to provide adequate funding. If our revenues are insufficient, our
Chief Executive Officer, has informed us that she may loan us funds to fund our
Plan of Operations. Our Chief Executive Office has further informed us that her decision of whether he will loan us funds at any one particular time is dependent upon the amount of funds we ask her to loan us, the uses of the funds and whether they are consistent with our Plan of Operations, and whether she has sufficient funds at that particular time to loan us such funds. We have no verbal or written agreement with our Chief Executive Officer which obligates her to loan us funds; however, our Chief Executive Officer has informed us that should she loan funds to us, repayment of the loaned funds will be at zero interest and there will be no specified term for the repayment of such a loan.
Accordingly, if we are unable to raise sufficient funds from an equity offering, we may have to seek financing through traditional bank financing. However, because we are a development stage company with a poor financial condition, financial institutions may not provide us with financing, in which case we may have to curtail or cease our operations and you may lose your entire investment.

Controls and Procedures.

The Company's Chief Executive Officer and Chief Financial and Accounting Officer
evaluated the Company's disclosure controls and procedures within the 90 days preceding the filing date of this quarterly report. Based upon this evaluation, the Chief Executive Officer and Chief Financial and Accounting Officer concluded that the Company's disclosure controls and procedures are effective in ensuring that material information required to be disclosed is included in the reports that it files with the Securities and Exchange Commission.

There were no significant changes in the Company's internal controls or, to the knowledge of the management of the Company, in other factors that could significantly affect these controls subsequent to the evaluation date.

                           PART II-- OTHER INFORMATION

Legal Proceedings.
None

Changes in Securities.
None

Defaults Upon Senior Securities.
None

Submission of Matters to a Vote of Security Holders.
None

Other Information.
None

Exhibits and Reports on Form 8-K.
        (a) Exhibits and Index of Exhibits

Exhibit Number    Description
3(i)              Articles of Incorporation (1)
3(ii)             By-Laws (1)
10.1              Warehousing, Fulfillment and Distribution Agreement (2)
10.2              Confidentiality Agreement (2)
99.1              Certification of Chief Executive Officer and Chief Financial
                  Officer pursuant to 18 U.S.C. Section 1350, as adopted
                  pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1) Denotes exhibits previously filed on June 19, 2002 with Equine
Nutraceuticals, Inc.'s SB-2/A Registration Statement amendment, File #
333-84558, hereby incorporated by reference.
(2) Denotes exhibits previously filed on August 19, 2002 with Equine
Nutraceuticals, Inc.'s SB-2/A Registration Statement amendment, File #
333-84558, hereby incorporated by reference.

We hereby incorporate the following additional documents by reference: (a) our
Form 10KSB for the year ended December 31, 2002, filed on May 21, 2003, and (b)
our Registration Statement on Form SB-2 and all amendments thereto, filed on
March 20, 2002, and amended on June 19, 2002, June 21, 2002, August 19, 2002,
November 6, 2002, and November 11, 2002.

        (b) Reports on Form 8-K.  None

                                   SIGNATURES
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: July 3, 2003

                           Equine Nutraceuticals, Inc.
                                  (Registrant)

/s/ Marianne Sun
    Marianne Sun
    Chairman of the Board, President, Chief Executive Officer, and Treasurer
    (Principal Financial and Accounting Officer)

                                 CERTIFICATIONS

I, Marianne Sun, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Equine
Nutraceuticals, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in
Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material
     information   relating  to  the  registrant, including its consolidated
     subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: July 3, 2003

/s/ Marianne Sun
    Marianne Sun
    Chief Executive Officer, Principal Financial Officer and
    Principal Accounting Officer